Form 10QSB
period 2000-03-31
WAMEX HOLDINGS INC
filed 2000-05-15
CIK 1099514

================================================================================

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission file number


                             WAMEX HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)


          DELAWARE                                        650789306
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


             1 WORLD TRADE CENTER, SUITE 7707, NEW YORK, NY 10048
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  212-432-6062
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  /X/   No / /

The number of shares of common stock, $.01 par value, outstanding as of April 30, 2000 was 116,130,660.

================================================================================

PLEASE NOTE THAT THE P/W: IS T9DGAQ#V
CIK CONFIRMATION CODE: YRYM*2BI
PMAC: 2N#YASCE
COVER PAGE INFORMATION:

COMPANY CONFORMED NAME:    WAMEX HOLDINGS, INC.
CIK:                                0001099514
SIC:                                [9995]
IRS NUMBER:                         650789306
ST. OF INCORP                       NY
FY END                                      1231

FORM TYPE:                          10 QSB

BUSINESS/MAIL  ADDRESS:             1 WORLD TRADE CENTER SUITE 7707, NY NY 10048
PHONE                               212-432-6062

--------------------------------------------------------------------------------


LEGAL PROCEEDINGS (ITEM 103).

To the best of the Company's knowledge, it has never been, is not now and does not know of any legal proceedings that it is a party to.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
(ITEM 303).

MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MATERIAL EVENTS

The Company entered into an Implementation Phase during this period which incorporated following through with strategies outlined in the "Three Prong Approach" in order to deploy it's ATS. There have been significant and material events that have occurred during this period that management feels should be discussed.

The Company relocated it's principal administrative operations to 1 World Trade Center in New York. This move resulted in the Company gaining greater exposure and capabilities to administer the development of the implementation. Prior to this relocation, the Company was not able to respond to the high volume of investor related queries. Since the relocation, the Company has established an Investor Relation apparatus which has received a favorable response from investors and potential subscribers alike. The Company intends to continue to focus on a more personal and accessible relationship with shareholders.

The Company effected a 4 for 1 forward stock split in the form a dividend to it's shareholders of record as of March 17, 2000. The directors of the Company issued the dividend for the following reasons; reward to shareholders of record, add to market liquidity, to make the stock more accessible to potential investors and to increase the shareholder base.

The Company entered into an agreement to acquire NIPHIX assets during this period. Key goals of the acquisition are as follows; obtain approval to operate an ATS through NIPHIX, Investments, Inc.(NII), retain an established NASD Member Broker Dealer through NII, obtain an Alternative Listing System
(ALS) through NIPHIX systems, Inc. (NSI), obtain an existing Clearing Agreement, acquire more ATS technology and software, gain a revenue base and to retain the expertise of Nimish Ghandi. The acquisition will result in the accomplishment of each of these goals. The Company intends to port the NIPHIX ATS and ALS over to the WAMEX ATS database (which has superior technology) and eliminate possible redundant functions making the ALS and ATS more efficient. The Company elects not to discuss in detail, the strategies of the growth of the ALS except to say that it intends to merge INSTOX and NIPHIX to create a more efficient and marketable operation. This operation will focus on the continued relationship that has been formed between WAMEX, NIPHIX and the regulators as well as competing directly with the present global Exchange structures for listings of companies that have been unable to gain exposure and funding.

The Company entered into an agreement with an overseas company to co-develop Voice Quote Technology (VQT). VQT involves the ability to deliver real-time quote and other financial information, cheaper and faster than basic html technology. The Company is well positioned to co-develop this technology with no substantial impact on resources. The Company elects not to disclose any information as to it's full capabilities and deployment for reasons of competition. The final terms of the agreement have not been finalized except to say that management feels confident that terms will be finalized by June 2000 and that WAMEX will have substantial licensing and marketing rights to the technology.

The Company launched its corporate Website at www.wamx.com during this period. The Website was designed to provide substantial information for shareholders, potential investors and subscribers of the ATS. The Website contains corporate information and interactivity for users. Management has received very favorable responses from users as to content and ease-of -use from visitors. The deployment has helped the Company gain exposure, accolades and integrity. Management intends to continue to upgrade the site and its functionality.

PLAN OF OPERATION

During this period the Company has focused primarily on the implementation and pre-deployment of the ATS. The Company has contributed significant time developing and completing the following; raising capital, solidifying affiliate and vendor relationships, procuring administrative and corporate space for ATS operations, obtaining a clearing relationship, continued programming, searching for qualified personnel, research and development for IOMS and continuing development of the Web interfaces.

The Company intends to launch it's core product (ATS) in the month of July 2000. The Company is confident that it has procured sufficient capital to launch and operate the ATS for a minimum of 6 months and a maximum of 9 months (after launch). Management would like to point out that the Company is sufficiently capitalized to operate without the ATS being operational for a minimum of 24 months and a maximum of 36 months.

The Company's ability to operate the ATS after launch is subject to a multitude of factors that include but would not be limited to the following; sufficient subscribers, variable expenses for bandwidth and information, additional capitalization for operations and marketing. Management is confident that the revenues generated from the ATS subscriber and transactions fees will be sufficient to operate the ATS even as the variable expenses increase.

Management feels that it is important to note that although the Company expects to continue to raise capital for it's operations, that the continued operation of the ATS (as described), would be jeopardized if their was an insufficient client or subscriber base at month 13.


The Company is presently working on peripheral projects. They are classified as Project 1 and Project 2. Project 1 involves the continued development of the IOMS software system. Management has received pricing from a database management company to complete the project. Management classifies Project 1 as "Confidential" and elects not to discuss any details of it's use or development other than to say that it will have a nominal impact on the budget and can be completed efficiently. Project 2 involves the development of Voice Quote Technology (VQT). The Company is finalizing an agreement with an overseas entity to co-develop, license and distribute VQT on the ATS and other platforms. The project has been classified as "Sensitive" and management elects not to discuss it's development other than to say that it will have a nominal impact on the budget and can be completed efficiently.

The Company has no plans to procure or sell any equipment or other assets that would by definition be considered significant.

The Company does intend to begin staffing at an accelerated pace and expects to have between 25-30 new employees by July 1, 2000. Of those employees, the Company expects to have hired or procured the services of the following key personnel; 1 additional senior database management person, 1 senior operational Broker Dealer principal, 1 senior CAO for the ATS and 15 Registered Reps as well as other administrative persons. Management feels comfortable that it has budgeted appropriately for these persons as well as linear growth of up to 60 personnel by November 2000.


ACCOUNTANT CHANGE (ITEM 304).

The Company changed accountants from Charles I. Eisenstein, Certified Public Accountant, 4750 Bedford Avenue Brooklyn, NY 11235 to Van Buren and Hauke, LLC, Certified Public Accountants, 63 Wall St. NY N.Y. 10005.

The Company elected to change accountants for the following reasons; a larger firm, ability to deal with more complex transactions and reports, closer geographical proximity.

The Company continues to have a working relationship with Charles I. Eisenstein.


     RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES (ITEM 701).

     On April 18, 2000, the Company sold 300,000 shares of the Company's commom stock and granted options to purchase an additional 9,000,000 shares. The sale was made under the terms of Rule 144 promulgated under the Securities Act of 1933, as amended. The shares bear the foregoing restrictive legend and noting that they cannot be sold for a period of one year from date of issuance unless rgistered with the SEC and qualified by appropriate state securities regulators or unless Purchasers obtain written consent from the Company and otherwise comply with an exemption from Rule 144. Purchaser information is as follows:

     Name                               Shares   Purchase Price  Options Shares

     Lawrence Capital Partners          100,000      $75,000       3,000,000
     Mcquire Partners Ltd               100,000      $75,000       3,000,000
     Prudential Overseas Company, Ltd   100,000      $75,000       3,000,000

     Total                              300,000     $225,000       9,000,000

                                FINANCIAL STATEMENTS
                              REG. s. 228.310 (ITEM 310)

WAMEX Holdings, Inc.'s audited financials for the year ending December 31, 1999, which were filed as part of its Form 8-K on March 14, 2000, are hereby incorporated by reference herein. Below are unaudited financials for the first quarter ended March 31, 2000.

        In March 2000, the Company consummated a merger with Conchology Inc.
(CI). CI was a California based company incorporated in the State of Nevada on April 9, 1998. As a result of this merger, the Company elected "Successor Issuer Status" under Section 12 G-3 of the Securities and Exchange Act of 1934. Subsequent to the merger, attorneys involved in the transaction filed the Form 8-K on March 14, 2000 and the Company became fully reporting. The financial statements below reflects the combined activity of CI, which was an inactive company for its duration, and WAMEX which became the parent corporation in the merger with CI.

WAMEX HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS AT MARCH 31,

                                                               2000              1999
-------------------------------------------------------------------------------------
                  Assets

Current Assets
Cash                                                    $   913,315       $     1,000
                                                        -----------------------------
Total Current Assets                                        913,315             1,000
                                                        =============================

Office fixtures & computer equipment                        112,980           112,980
Less accumulated deprecation                                (60,779)          (47,867)
Organization costs less accumulated                          18,250            24,450
Trading system (ATS)                                      1,611,726         1,509,931
                                                        -----------------------------

        Total Assets                                      2,595,492         1,600,494
                                                        =============================

   Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable & accrued expenses                          97,655           155,233
Loan from stockholders                                       55,890            55,890
                                                        -----------------------------
        Total Current Liabilities                           153,545           211,123
                                                        -----------------------------
Stockholders' Equity
Common stock , par value $0.0012,
  100,000,000 shares authorized,                             13,385            13,385
Additional paid-in capital                                4,842,469         3,161,418
Retained (deficit) during the development stage          (2,413,907)       (1,785,432)
                                                        -----------------------------
Total Stockholders' Equity                                2,441,947         1,389,371
                                                        -----------------------------

        Total Liabilities and Stockholders' Equity      $ 2,595,492       $ 1,600,494
                                                        =============================


WAMEX HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31
                                            2000                   1999
-----------------------------------------------------------------------

Revenues                                      --                     --
                                        -------------------------------
                                              --                     --
                                        -------------------------------

Costs and Expenses
Compensation of Officers                  62,000                     --
Compensation of Employees                     --                     --
Office Maintenance                        10,500                 33,850
Rents                                      5,000                 12,500
Registration Fees                          3,407                     --
Promotions                                    --                  6,300
Depreciation                               3,228                  3,228
Amortization                               1,550                  1,550
Travel                                     6,850                  2,456
Website Design                            37,100                  6,000
Telephone                                  1,217                  3,540
Consultants                               49,000                 88,000
Insurance                                  2,943                     --
Professional Fees                         41,131                 55,000
Bank Charges                                  --                    120
Relocation Expenses                       12,000                  4,570
Automotive Expenses                        2,475                     --
Supplies                                  15,430                     --
                                        -------------------------------
Total Costs and Expenses                 253,831                217,114
                                        -------------------------------

Net (Loss)                              $253,831               $217,114
                                        ===============================