Form 10QSB
period 2000-06-30
WAMEX HOLDINGS INC
filed 2000-08-14
CIK 1099514

================================================================================


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended June 30, 2000.

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

Yes  /X/   No / /

The number of shares of common stock, $.01 par value, outstanding as of August 7, 2000 was 119,677,660.


================================================================================

FORWARD LOOKING INFORMATION

This report on Form 10-QSB contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and information that is based on management's beliefs and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements.

Although WAMEX Holdings, Inc. ("WAMEX" or the "Company"), believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected. Among the key factors that may cause actual results to differ materially from those projected in forward-looking statements include regulatory and legal matters, fluctuations in the economy, the degree and nature of competition, fluctuations in interest rates, adverse regulatory changes in the Company's existing and future markets, and the Company's ability to expand its business, including its ability to complete acquisitions and integrate the operations of acquired businesses, to recruit and retain qualified employees, to expand into new markets and to maintain profit margins in the face of competition. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Prospective investors should also consult the risk described from time to time in the Company's reports on forms 10-QSB and 10-KSB.

LEGAL PROCEEDINGS.

Corporate

In June, 2000, the Securities and Exchange Commission (SEC) subpoenaed documents and testimony from the Company and its Officers. Subsequently, on June 14, the SEC temporarily suspended trading in the Company's securities because of questions about the accuracy and adequacy of publicly disseminated information concerning, among other things, WAMEX's ability to comply with the Commission's regulations regarding the operation of its Alternative Trading System and funds purportedly raised by WAMEX from private investors. In addition, the SEC stated that recent market activity in WAMEX securities may be the result of manipulative conduct or other illegal activity. On June 27, trading resumed when the SEC suspension order expired. The Company has retained legal counsel to advise it on regulatory and other corporate legal matters.

The Company cannot make any assurances as to the outcome of these matters. Management is attempting to resolve outstanding issues between it and the SEC. However, it is important to note, that the Company cannot predict the satisfactory conclusion of these matters. Therefore, there is a possibility of future litigation.

It is Management's desire and intent to resolve these matters in a manner which would avoid litigation. However, Management can make no assurance as to the Company's ability to succeed with such an approach. It is important to note the Company has limited resources and management warns that further investigations, unsuccessful outcomes, complaints levied or future prolonged litigation involving the Company could prevent the Company from operating efficiently and could seriously jeopardize the Company's viability.

Officers and Directors

On June 14, 2000, criminal complaints were filed in United States District Court for the Southern District of New York, alleging that Mitchell H. Cushing, Chief Executive Officer (CEO) and a director and Russell Chimenti, Chief Administrative Officer (CAO) and a director of the Company, were involved in a conspiracy to commit securities fraud. These Officers have represented to the Company that, to their knowledge, they have not participated in any of the alleged activities.

In mid-July 2000, the Company received additional subpoenas from the SEC directing Sascha Mundstein, the Chief Operating Officer ("COO")and a director, and Hans-Michael Schobinger, Chief Technology Officer ("CTO") and a director, to provide additional documents and information. These Officers have, to the best of the Company's knowledge, complied with this request. The Company has resolved to indemnify, support and assist any Officer or Director that has been alleged to be involved in any of these matters.

As of the date of this filing, the Company is unaware of a final resolution involving these complaints. It is important to note that proceedings against any Officer or Director could have serious and adverse ramifications for the Company including, but not limited to, damage to the Company's reputation; inability to raise additional funding; loss of key personnel vital to the success of the organization; inability to retain future key personnel; and loss of vendor support, any of which alone or in combination could have adverse financial consequences for the Company.

On July 10, 2000, counsel was informed that there is an outstanding Warrant issued in Austria for the arrest of Mr. Mitchell H. Cushing, the Company's CEO. Mr. Cushing has represented to the Company that he was previously unaware of the existence of the Austrian warrant. The Company has been informed that this Warrant has been issued subsequent to civil action taken against Mr. Cushing for Credit Card debt. Subsequently, Mr. Cushing retained legal counsel in Austria to investigate the circumstances surrounding the issuance of the warrant. Mr. Cushing has informed the Company that the warrant was issued subsequent to civil action in Austria against Mr. Cushing for credit card debt incurred from 1997 through 1998. Mr. Cushing has represented to the Company that he attempted to resolve the issue of this debt over a year ago and was not informed by the creditor of the outcome. Mr. Cushing's counsel in Austria has contacted the creditor and is in the process of resolving this issue and is researching the existence of any other outstanding complaints, violations or warrants that may involve Mr. Cushing.

Corporate Affiliations

On June 14, 2000, the Company was informed that 2 Principals of affiliated entities, Randolph Management and iNYC (both of New York) have been served with criminal complaints related to the matters discussed above. iNYC was the Company's proposed vendor for high-speed DSL connectivity for its potential subscriber base and Randolph Management is the Company's venture capital and funding advisor. Both matters are presently under investigation, therefore the Company elects not to discuss these issues any further at this time.

MATERIAL EVENTS

Trading and Listing

On June 14, 2000, the SEC temporarily suspended trading in the Company's common stock (symbol WAMX) because of questions about the accuracy and adequacy of publicly disseminated information concerning, among other things, WAMEX's ability to comply with the Commission's regulations regarding the operation of its Alternative Trading System and funds purportedly raised by WAMEX from private investors. In addition, the SEC stated that recent market activity in WAMEX securities may be the result of manipulative conduct or other illegal activity.

On June 27, 2000, trading resumed when the SEC suspension order expired. To the best of the Company's knowledge, the stock is, at the time of this filing, trading in a "Telephone Market". The Company believes that this market has limited access by investors and that stock trading in this market may be subject to large price swings in inter-day and intra-day trading.

The Company is attempting to have its common stock again quoted on the Over-The-Counter Bulletin Board ("OTCBB"). There can be no assurance that the Company will be successful in its efforts in having its common stock quoted on the OTCBB. Failure to have the Company's stock quoted on the OTCBB could have an adverse material effect on the Company because it may not be able to raise sufficient investment capital to operate.

Partners and Vendors

On 17 June 2000, the Company was asked by Abovetrade to remove their name and logo from the Company Website located at www.wamx.com. The Company honored the request. The Company was informed that Abovetrade.com removed all references of the Company from their Website located at www.abovetrade.com. The relationship between the companies is reciprocal marketing, advertising and cross-introduction of users and subscribers. The Companies are reevaluating their approach based on factors that include the Company's ATS Access strategy and its ability employ this strategy effectively.

On 17 June 2000, the Company was asked by Tradetrek to remove their name and logo from the Company Website located at www.wamx.com. The Company honored the request. The Company was informed that tradetrek.com removed all references of the Company from their Website located at www.tradetrek.com. The relationship between the companies is reciprocal marketing, advertising and cross-introduction of users and subscribers. The Companies are reevaluating their approach based on factors that include the Company's ATS Access strategy and its ability employ this strategy effectively.

On June 17, 2000, the Company was asked by IBChannel.com to remove their name and logo from the Company Website located at www.wamx.com. The Company honored the request. The Company was informed that IBChannel.com removed all references of the Company from their Website located at www.ibchannel.com. The relationship between the companies is a partnership involving marketing, advertising and cross-introduction of users and subscribers. The Companies are reevaluating their approach based on factors that include the Company's ATS Access strategy and its ability employ this strategy effectively.

On July 10, 2000, the Company was asked by iNYC.com to remove their name and logo from the Company Website located at www.wamx.com. The Company honored the request. The relationship between the companies is reciprocal marketing, advertising and cross-introduction of users and subscribers as well as high speed DSL connectivity. Both Companies have mutually agreed to terminate their relationship.

During this period, the Company has received a great deal of support from its key vendors. Work on major projects during this period has continued and is close to overall completion. However, there have been significant delays in the completion of the overall implementation and presentation phases of the company's business strategies. Key factors associated with these delays were; criminal complaints against Officers, concerns of Regulators involving the NIPHIX transaction, inability to format linking platform software, insufficient capital and the redirecting of corporate and business strategies that focus on the Company's ATS Access strategy.

Due to events discussed elsewhere, during, and subsequent to, the reporting period, the Company has had great difficulty in meeting its capital requirements. The key vendors of the Company are working on large scale projects with sensitive timelines and these projects require additional funding in order to be completed and integrated into the Company's products and strategies. Management can make no assurance as to the success of acquiring additional capital and as such, can make no assurance of the completion of key projects from vendors. Failure to obtain additional capital on reasonable terms would have an adverse material effect on the Company and would delay the final application of its products and services.

NIPHIX Investments

In February 2000, the Company entered into an agreement with NIPHIX Investments, Inc. ("NII") and NIPHIX Systems, Inc. ("NSI") (collectively "NIPHIX")to exchange about 461,252 shares of the Company's restricted common stock for all of the shares of NII and NSI. Under the agreement, the Company was to acquire NIPHIX's NASD Broker Dealer license and its approval to operate an ATS. The completion of the transaction in whole, was contingent upon the completion of further due diligence by both organizations. Key goals of the acquisition were to obtain approval to operate an ATS through NII, retain an established NASD Member Broker Dealer through NII, obtain an Alternative Listing System ("ALS") through NIPHIX Systems, Inc. (NSI), obtain an existing clearing agreement, acquire more ATS technology and software, gain a revenue base and to retain the expertise of senior NIPHIX personnel.

The 461,252 shares were delivered to escrow and of the total amount of shares, NIPHIX was entitled to "Put" back to the Company 166,052 shares (in 25,000 share lots over a 210 day period) at a per share price of $10.84, for a total of $1.8 million.

The Agreement permitted NIPHIX 2 "Puts" prior to closing. One "Put" was actually done and the Company made payment of $272,000 in exchange for 25,000 shares (split adjusted). In addition, payments were made of approximately $100,000 to provide for operational working capital to NIPHIX.

In mid-June, this transaction came under regulatory scrutiny. NIPHIX and the Company are presently reviewing the transaction to determine if it could be restructured in a manner which would meet regulatory concerns.

Because of the reevaluation of the its relationship with NIPHIX, at this time the Company does not have or own an "Approved ATS" or a registered Broker-Dealer in the United States.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Period

It was the objective of the Company during this period to do the following;

Gain additional funding, secure an operational facility, launch its ATS Website, acquire clients, close several strategic agreements, continue research and development on peripheral products and programs and to generate revenue through its products, services and advertising.

The circumstances regarding recent events that relate to the Company or its key personnel had an extremely adverse effect on the Company's ability to operate effectively. As a result, the Company did not meet its goals or objectives for this period.

Funding

During the reporting period, the Company announced that it had obtained $6.9 million in funding from an Investor Group. This subscription agreement basically incorporated the sale of restricted stock to these investors for $6.9 million which was to be periodically provided to the Company between late April 2000 and mid-October 2000. Although the Company did receive a portion of the funding, these investors have elected not to participate with the remainder of the funding agreement because the stock is not trading on the OTCBB, regulatory concerns, legal matters related to key personnel, and concerns of operational viability.

The Company is presently seeking short term bridge financing as well as long term operational capital. The Company intends to pursue all funding options.

Client Acquisition Marketing and Advertising

During this period, the Company was able to obtain indications of interest from prospective users of its technology. Additionally, the Company arranged several agreements with partners and affiliates to expose the WAMEX name and brand to Internet users and over television viewers. The Company has yet to employ the bulk of its advertising strategies. Management feels that the Company is positioned to acquire clients for its services when the Company is prepared to present its products.

On 14 June, 2000 the Company, in association with Ibchannel.com, launched a national television advertising campaign. The commercials were shown on CNBC twice. Subsequent to the events mentioned, the commercials were pulled off the air by the network. After numerous retractions involving inaccurate reporting concerning these events, the Company was notified that the commercials could re-air immediately. Management has elected to delay the re-launch of its commercials until such time as it has addressed all regulatory concerns, re-lists on the OTC-BB and develops a coordinated and viable business strategy to compliment the advertisement.

On 5 July 2000, the Company launched an ATS information site located at the URL address of www.wamex.com. Although the Website did not show all of its proposed content and functionality, management felt it necessary to complete the proposed launch of its ATS Website on time. The Company intends to launch a more comprehensive ATS Access site during this period. The Website will be a comprehensive registration site and management intends to present its first premium product at that time. The launch of the new Website is wholly dependant on the Company's financial condition at the time and management can make no assurances that it will be able to launch the Website or present its premium products.

The Product

During this period, the Company spent a great deal of time and resources on completing Web design, software programs, construction of databases, Broker Dealer operations, hiring key personnel and preparing to deploy its Websites. Due to unforeseen events described elsewhere and lack of funding the Company was delayed in completing these goals. While there have been some positive developments this period, much of the work done in the previous quarters had to be modified to incorporate the Company's ATS Access strategy.

During this period, the Company has pursued licensing situations outside of the continental U.S. The interest has been encouraging. Management feels that the strategy of becoming an ATS Gateway for the global financial community more closely reflects the identity of the Company.

Property

The Company conducts it's primary operations at a sub-leased suite in The World Trade Center in New York. In the last reporting period, The Company envisioned operating in a larger location on Wall Street in New York City. In April 2000, The Company entered into lease arrangements with the management firm of the location.

The facility, located at 14 Wall Street in New York City is approximately. 8,500 sq. feet. In May 2000, the Company secured the lease with a $400,000 security deposit subsequent to finalizing the lease agreement. Due to cash flow problems arising from events described elsewhere, as well as reevaluation of the Company's business strategies, the Company has elected not occupy the premises covered by the lease. The Company is negotiating settlement of its obligations under the lease and the recovery of a portion of the security deposit.

PLAN OF OPERATION

Management is currently focusing on raising additional capital, signing licensing and joint venture agreements, re-locating to an appropriate facility, presentation of the ATS technology, continued development of the IOMS software program and creating a revenue stream from products and operations.

Due to recent events discussed elsewhere, Management feels that it is essential to rehabilitate the Company's reputation and standing in the industry. Management has retained counsel to review aspects of the Company's transactions and is in the process of reviewing all internal operating procedures. Management is aware of its responsibility to provide necessary expertise so that similar problems may be avoided in the future. Therefore, Management is seeking both industry and non industry personnel to provide necessary skills and to assist the Company.

CERTAIN TRANSACTIONS

The Company recently received a short term loan of approx. $17,600 in cash and credit extension from the CEO Mitchell H. Cushing. Terms of repayment have not been arranged as of the date of this filing.

Share Issuance

The Company entered into an advertising and marketing partnership with Interactive Business Channel (IBC)(www.ibchannel.com) of Irvine, California. Subsequent to this agreement, the Company issued 3,000,000 shares of restricted common stock to IBC. The agreement affords the Company, a primary strategic partner in the development of the Company's marketing plan through radio, print, television campaigns and Internet advertising. The agreement includes the following; Co-Branding, corporate profiling, weekly newsletters, links to company sites, press releases, mailings and other significant exposure opportunities.

Conflicts of Interest

The Company has retained counsel to answer concerns expressed by regulators. Officers and Directors of the Company have been advised to obtain separate counsel for personal representation.

Key Personnel

The Company has retained the services of Mr. Christof Wessely as the Chief of Information Technology (CIT). Mr. Wessely will be tasked to provide the vital linking capabilities for the ATS, the participating brokers and WAMEX as an information transfer agent. Additionally, Mr. Wessely will be responsible for providing the complete design and implementation of any WAMEX infrastructure.

Christof Wessely joined WAMEX in 1997 and was the Senior Database Designer at WAMEX. He left WAMEX in September of 1999 for personal reasons. He was responsible for the technical design, functionality and implementation of the Company's software and database management platform. Prior to that, Mr. Wessely served as the CEO of SPW Inc., a software consulting and database design corporation in Austria.

FINANCIALS


WAMEX Holdings, Inc.
(A Development Stage Company)
Balance Sheets at June 30,
Unaudited                                                                               2000                        1999
=========================================================================================================================
                           Assets
Current Assets
Cash                                                                                     $45                        $250
                                                              -----------------------------------------------------------
Total Current Assets                                                                      45                         250
                                                              ===========================================================

Office fixtures & computer equipment                                                 112,980                     112,980
Less accumulated deprecation                                                         (64,007)                    (51,095)
Organization costs less accumulated                                                   16,700                      22,900
Trading system (ATS)                                                               1,901,970                   1,509,931

Prepaid Expenses                                                                     435,650                          -
Stock Purchase                                                                       272,600                          -
                                                              -----------------------------------------------------------
            Total Assets                                                           2,675,938                   1,594,966
                                                              ===========================================================

            Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable & accrued expenses                                                   97,655                     189,023
Loan from stockholders                                                                80,890                      55,890
                                                              -----------------------------------------------------------
            Total Current Liabilities                                                178,545                     244,913
                                                              -----------------------------------------------------------

Stockholders' Equity
Common stock , par value $0.0012,
  100,000,000 shares authorized,                                                      13,385                      13,385
  116,130,660 shares and 119,677,660
  shares are outstanding at June 30
  1999 and 2000 respectively
Additional paid-in capital                                                         5,428,833                   3,261,418
Retained (deficit) during the development stage                                   (2,944,825)                 (1,924,750)
                                                              -----------------------------------------------------------
Total Stockholders' Equity                                                         2,497,393                   1,350,053
                                                              -----------------------------------------------------------

            Total Liabilities and Stockholders' Equity                            $2,675,938                  $1,594,966
                                                              ===========================================================



WAMEX Holdings, Inc.
(A Development Stage Company)
Statements of Operations
For The Quarter Ended June 30
Unaudited                                                           2000                   1999
================================================================================================
Revenues                                                               -                      -
                                               -------------------------------------------------
                                                                       -                      -
                                               -------------------------------------------------

Costs and Expenses

Compensation of Officers                                          79,000                      -
Compensation of Employees                                          5,281                      -

Office Maintenance                                                22,050                 33,850

Rents                                                             61,527                 12,500

Registration Fees                                                      -                      -
Promotions                                                             -                      -

Depreciation                                                       3,228                  3,228
Amortization                                                       1,550                  1,550
Travel                                                            12,755                      -
Website Design                                                   201,100                 14,300
Telephone                                                            906                  1,220
Consultants                                                       70,200                 46,220
Insurance                                                          1,027                      -
Professional Fees                                                 58,100                 20,000
Bank Charges                                                           -                      -
Relocation Expenses                                                    -                  6,450
Automotive Expenses                                                  825                      -
Supplies                                                          13,369                      -
                                               -------------------------------------------------
Total Costs and Expenses                                         530,918                139,318
                                               -------------------------------------------------

Net (Loss)                                                     ($530,918)             ($139,318)
                                               =================================================

Net Loss Per Common Share                                      (-0.00444)



WAMEX Holdings, Inc.
(A Development Stage Company)
Statements of Operations
For 6 Months Ended June 30
Unaudited                                                           2000                   1999
================================================================================================
Revenues                                                               -                      -
                                               -------------------------------------------------
                                                                       -                      -
                                               -------------------------------------------------

Costs and Expenses

Compensation of Officers                                         141,000                      -
Compensation of Employees                                          5,281                      -

Office Maintenance                                                32,550                 67,700

Rents                                                             66,527                 25,000

Registration Fees                                                  3,407                      -
Promotions                                                             -                  6,300

Depreciation                                                       6,456                  6,456

Amortization                                                       3,100                  3,100
Travel                                                            19,605                  2,456
Website Design                                                   238,200                 20,300
Telephone                                                          2,123                  4,760
Consultants                                                      119,200                134,220
Insurance                                                          3,970                      -
Professional Fees                                                 99,231                 75,000
Bank Charges                                                           -                    120
Relocation Expenses                                               12,000                 11,020
Automotive Expenses                                                3,300                      -
Supplies                                                          28,799                      -
                                               -------------------------------------------------
Total Costs and Expenses                                         784,749                356,432
                                               -------------------------------------------------

Net (Loss)                                                     ($784,749)             ($356,432)
                                               =================================================

Net Loss Per Common Share YTD                                  (-0.00667)


     Item 6 Exhibits and Report on Form 8-K

     (a)  Exhibits

Exhibit No.    Description
-----------    -----------

   10          Material Contracts

                  Agreement of lease between W12/14 Wall
                  Acquisition Associates llc and Wamex
                  Holdings, Inc


   27          Financial Data Schedule*

------------------

*         Filed herewith.

          (b)     Report on Form 8-K

          There were no Reports on Form 8-K filed by the Company during the three months ended June 30, 2000.


SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WAMEX HOLDINGS, INC.




                                      By: /s/ Mitchell Cushing
                                          -------------------------------------
                                          Mitchell Cushing
                                          Chief Executive Officer

Dated:  August 14, 2000