Form 10QSB/A
period 2000-06-30
WAMEX HOLDINGS INC
filed 2000-08-25
CIK 1099514

================================================================================


                                 FORM 10-QSB/A

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

On August 17, 2000, the Company was informed that, in June 1998, Austria issued a warrant for the arrest of Mitchell H. Cushing, the Company's CEO. The warrant was issued in connection with a criminal case by the Austrian authorities against Dr. Herbert Werner of Hoffman Schneider Gmbh. (Vienna) ("HSV"). The warrant alleges that, as an employee of Hofmann Schneider Capital S.A. (Geneva) ("HSCG"), Mr. Cushing misappropriated customer cards of HSCG, willfully feigned customer contacts in order to obtain higher commissions under false pretenses and exploited customer accounts, resulting in alleged losses of millions of Australian shillings. According to the warrant, the Austrian investigation of HSV and Dr. Werner's statements to the Austrian authorities in the criminal case against Dr. Werner from the basis of the allegations against Mr. Cushing in the warrant. Mr. Cushing's legal counsel in Austria currently is investigating the circumstances surrounding the issuance of the warrant.

Mr. Cushing has represented to the Company that he was previously unaware of the existence of the Austrian warrant. The warrant was issued on June 26, 1998 to prevent Mr. Cushing from leaving Austria. Mr. Cushing, having already spoken to Austrian authorities and having left the employ of HSV and/or HSCG by April 1998, left Austria prior to the issuance of the warrant.

Mr. Cushing has represented to the Company that in February 1998 through March 1998, he was informed by several executing brokers and banks that HSCG and/or HSV were misappropriating customer funds, not purchasing stock for their customers and could not honor customer redemption requests. He further represents that in March 1998, he brought to the attention of Austrian authorities activities of HSV, HSCG and certain principals of these companies which, in good faith, he believed to be engaged in criminal conduct and fraud, providing detailed information and assistance in apprehending the managing partners of both firms. Subsequently, HSV was closed in April 1998 and Dr. Werner, the managing partner of HSV was apprehended by the Austrian authorities and charged with securities fraud. After the the commencement of the proceeding against him, Dr. Werner then made allegations against Mr. Cushing in his statement discussed earlier. Mr. Cushing has been informed by Austrian counsel of the necessity of providing additional assistance and sworn testimony relating to these cases and that he may need to return to Austria in order to vacate the warrant and has represented to the Company that he intends to do so, subject to advice of counsel.

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