Form 10QSB
period 2000-09-30
WAMEX HOLDINGS INC
filed 2000-11-14
CIK 1099514

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarter period ended September 30, 2000.

                             Commission file number

                              WAMEX HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)


          NEW YORK                                        650789306
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                   61 BROADWAY, ROOM 2805, NEW YORK, NY 10006
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  212-785-4485
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

              1 WORLD TRADE CENTER, SUITE 7707, NEW YORK, NY 10048
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  /X/   No / /

The number of shares of common stock, $.01 par value, outstanding as of October 31, 2000 was 119,677,660.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


WAMEX Holdings, Inc.
(A Development Stage Company)
Balance Sheet at Sept. 30
Unaudited                                                                     2000             1999
----------------------------------------------------------------------------------------------------
                             Assets

Current Assets

Cash                                                                        $1,442             $250
                                                                  ----------------------------------
Total Current Assets                                                         1,442              250
                                                                  ----------------------------------


Office fixtures & computer equipment                                       112,980          112,980
Less accumulated deprecation                                               (67,235)         (54,323)
Organization costs less accumulated                                         15,150           21,350
Trading system (ATS)                                                     1,901,970        1,509,931

Prepaid Expenses                                                           435,650                -
Stock Purchase (1)                                                         272,600                -

                                                                  ----------------------------------
                          Total Assets                                   2,672,557        1,590,188
                                                                  ==================================

              Liabilities and Stockholders' Equity
Current Liabilities

Accounts payable & accrued expenses                                        352,724          329,850
Loan from stockholders                                                      89,490           55,890
                                                                  ----------------------------------
                    Total Current Liabilities                              442,214          385,740
                                                                  ----------------------------------

Stockholders' Equity
Common stock , par value $0.0012,
  100,000,000 shares authorized,                                            13,385           13,385
116,130,660 shares and 119,677,660
shares are outstanding at June 30
1999 and 2000 respectively
Additional paid-in capital                                               5,428,833        3,261,418
Retained (deficit) during the development stage                         (3,211,875)      (2,070,355)
                                                                  ----------------------------------
Total Stockholders' Equity                                               2,230,343        1,204,448
                                                                  ----------------------------------

           Total Liabilities and Stockholders' Equity                    2,672,557        1,590,188
                                                                  ==================================


NOTES:

(1) Stock Purchase relates to the acquisition transaction of Niphix Investments described in the previous quarterly filing.

WAMEX Holdings, Inc.
(A Development Stage Company)
Statements of Operations
For The Quarter Ended Sept. 30
Unaudited                                                                  2000                    1999
--------------------------------------------------------------------------------------------------------
Revenues                                                                      -                       -
                                                   -----------------------------------------------------
                                                                              -                       -
                                                   -----------------------------------------------------

Costs and Expenses

Compensation of Officers                                                 10,600                       -
Compensation of Employees                                                 5,850                       -
Office Maintenance                                                            -                  33,850
Rents                                                                     2,864                  12,500
Registration and Fees                                                     6,550                       -
Programming                                                             213,205                       -
Depreciation                                                              3,228                   3,228
Amortization                                                              1,550                   1,550
Travel                                                                    5,706                       -
Website Design                                                            9,517                  14,300
Telephone                                                                   176                   1,220
Consultants                                                                   -                  50,233
Insurance                                                                     -                       -
Professional Fees                                                         6,456                  20,000
Bank Charges                                                              1,348                       -
Relocation Expenses                                                           -                   8,724
Automotive Expenses                                                           -                       -
Supplies                                                                      -                       -
                                                   -----------------------------------------------------
Total Costs and Expenses                                                267,050                 145,605
                                                   -----------------------------------------------------

Net (Loss)                                                           ($267,050)              ($145,605)
                                                   =====================================================

Net Loss Per Common Share (.00223)


WAMEX Holdings, Inc.
(A Development Stage Company)
Statements of Operations
For 9 Months Ended Sept. 30
Unaudited                                                                  2000                    1999
--------------------------------------------------------------------------------------------------------
Revenues                                                                      -                       -
                                                   -----------------------------------------------------
                                                                              -                        -
                                                   -----------------------------------------------------

Costs and Expenses

Compensation of Officers                                                151,600                       -
Compensation of Employees                                                11,131                       -
Office Maintenance                                                       32,550                 101,550
Rents                                                                    69,391                  37,500
Registration and Fees                                                     9,957                       -
Programming                                                             213,205                   6,300
Depreciation                                                              9,684                   9,684
Amortization                                                              4,650                   4,650
Travel                                                                   25,311                   2,456
Website Design                                                          247,717                  34,600
Telephone                                                                 2,299                   5,980
Consultants                                                             119,200                 184,453
Insurance                                                                 3,970                       -
Professional Fees                                                       105,687                  95,000
Bank Charges                                                              1,348                     120
Relocation Expenses                                                      12,000                  19,744
Automotive Expenses                                                       3,300                       -
Supplies                                                                 28,799                       -
                                                   -----------------------------------------------------
Total Costs and Expenses                                              1,051,799                 502,037
                                                   -----------------------------------------------------

Net (Loss)                                                          ($1,051,799)              ($502,037)
                                                   =====================================================

Net Loss Per Common Share YTD (.00879)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

It was the objective of the Company during this period to do the following:

         Gain additional funding, enhance its Alternative Trading System ("ATS") registration web site, acquire clients, close several strategic agreements, continue research and development on peripheral products and programs, to generate revenue through its products, services and advertising and to achieve the re-listing of the Company stock on the "OTCBB".

The circumstances regarding previously reported recent events that relate to the Company or its key personnel, namely the Securities and Exchange Commission's ("SEC") suspension of public trading of the Company's common stock in June of this year and the criminal charges filed against the Company's former Chief Executive Officer and its Chief Administrative Officer, had an adverse effect on the Company's ability to operate effectively. As a result, the Company did not meet its goals or objectives for this period.

As a result of the SEC's suspension of trading, although no longer quoted on the Over-The-Counter Bulletin Board (the "OTCBB"), the Company's common stock resumed public trading after the expiration of the suspension. The Company has made, and is making, efforts to have its common stock relisted on the OTCBB. There can be no assurance by the Company that re-listing will be achieved, nor when such re-listing will be achieved.

Funding

The Company is presently seeking short term bridge financing as well as long term operational capital. The Company intends to pursue all funding options.

Client Acquisition Marketing and Advertising

During this period, the Company was able to obtain indications of interest from prospective users of its technology. The Company has yet to employ the bulk of its advertising strategies. The focus of the Company has shifted away from a financial services business to a strictly technological approach, with the purpose of providing the technology for financial services. Management feels that the Company is positioned to acquire clients for its services when the Company has made the necessary arrangements with financial services companies.

The Company intended to enhance its ATS Access and Registration site, accessible at www.wamex.com, during the reporting period. This goal could not be accomplished due to lack of primarily financial resources, and the lack of partnerships to sponsor the financial aspects of its proposed ATS. The upgrading of the web site is wholly dependant on the Company's financial condition at the time and management can make no assurances that it will be able to launch the web site or present its premium products.

The Product

During this period, the Company spent its time and resources on enhancing software programs, construction of databases, and contingency planning. While there have been some positive developments this period, much of the work done in the previous quarters had to be modified to incorporate the Company's ATS Access strategy, i.e. to provide its ATS product without being directly involved in the financial industry aspects of such an operation.

The ATS software is in a state that would permit implementation with affiliate partners in the financial industry within an amount of time that management deems reasonable in view of current alternative trading system industry developments. The Company continues to optimize the state of its software to further shorten such a potential implementation period.

During this period, the Company has pursued licensing situations outside of the United States. Management feels that the strategy of becoming an ATS Gateway, that is a technology provider for the global financial community, more closely reflects the identity of the Company.

During this period, the Company has pursued partnerships for full Broker Dealer sponsorship and ATS endorsement outside the United States, where the Company would be the chief technology provider. Management feels that a possible ATS very similar to the one originally planned but located outside the United States would not be less attractive or desirable by the investing public than one located in the United States.

Property

The Company had conducted its primary operations at a sub-leased suite in the World Trade Center in New York. It is now conducting these activities in a sub-leased suite in an office building at 61 Broadway in New York.

In the previous reporting period, the Company envisioned operating in a larger location on Wall Street in New York City. The Company is negotiating settlement of its obligations under the lease and the recovery of a portion of the security deposit. Until now, the management firm of the Wall Street property has not reacted to correspondence. The Company has resolved to intensify its efforts to resolve the issue, if necessary through legal action.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Corporate

As reported  previously,  in June, 2000, the Securities and Exchange  Commission
(SEC) temporarily suspended trading in the Company's securities. Pursuant to the terms of the suspension order, public trading in the Company's common stock resumed at the expiration of the order. To date, the SEC has not instituted any legal action against the Company.

ITEM 5.  OTHER INFORMATION

Officers and Directors

On October 11, 2000, Mitchell H. Cushing, the Company's Chief Executive Officer and Chairman of the Executive Board, and Russell Chimenti, the Chief Administrative Officer and a member of the Executive Board, resigned for personal reasons.

Sascha Mundstein was appointed Chief Executive Officer and Chairman of the Executive Board, replacing Mr. Cushing, and Christof Wessely was appointed Chief Administrative Officer and a member of the Executive Board, replacing Mr. Chimenti.

Certain Transactions

On October 15, the Company received a short term interest free loan of approximately $50,000 in cash and credit extension from the CEO Sascha Mundstein. Terms of repayment have not been arranged as of the date of this filing.

Share Issuance

The Company has concluded an arrangement with a non affiliated private investor for bridge financing of $50,000. The arrangement foresees the issuance of restricted Company stock upon the complete receipt of the funds.

Partners and Vendors

The relationship between the Company and IBChannel.com is a partnership involving marketing, advertising and cross-introduction of users and subscribers. The companies had been reevaluating their approach based on factors that include the Company's ATS access strategy and its ability to employ this strategy effectively. The companies have resolved to continue their affiliation.

During this period, the Company has continued to receive a great deal of support from its key vendors, who have declared that they would be willing to continue business with the Company in the future and allow for favorable credit extension or repayment options. However, there have been significant delays in the completion of the overall implementation and presentation phases of the Company's business strategies. Key factors associated with these delays were: inability to format linking platform software, insufficient capital and the redirecting of corporate and business strategies that focus on the Company's ATS access strategy.

Due to events discussed previously, during, and subsequent to, the reporting period, the Company has had great difficulty in meeting its capital requirements. The key vendors of the Company are working on large scale projects with sensitive timelines and these projects require additional funding in order to be completed and integrated into the Company's products and strategies. Management can make no assurance as to the success of acquiring additional capital and as such, can make no assurance of the completion of key projects from vendors. Failure to obtain additional capital on reasonable terms would have an adverse material effect on the Company and would delay the final application of its products and services.

NIPHIX Investments

As reported previously, in mid-June, the transaction relating to the acquisition of NIPHIX came under regulatory scrutiny. NIPHIX and the Company are presently reviewing the transaction to determine if it could be restructured in a manner which would meet regulatory concerns. Negotiations have led to no outcome so far. The February contract has not been terminated, and neither has the transaction been completed.

Because of the reevaluation of its relationship with NIPHIX, at this time the Company does not have or own an "Approved ATS" or a registered broker dealer in the United States.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAMEX HOLDINGS, INC.


By: /s/ Sascha Mundstein
---------------------------
Sascha Mundstein
Chief Executive Officer

Dated:  November 14, 2000